Form 10-K
period 2001-12-31
SALOMON BROTHERS COMMERCIAL MORTGAGE TRUST 2001-C2
filed 2003-03-31
CIK 1163416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange   Act  of  1934  for   the   period   from   December 1, 2001
         (Commercement of Operations) to December 31, 2001

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                        Commission File Number 333-63752-04

                SALOMON BROTHERS MORTGAGE SECURITIES VII, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                            13-3439681
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

388 Greenwich Street
New York, New York                                             10013
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code (212)783-5635


            SALOMON BROTHERS MORTGAGE SECURITIES VII, INC.
      Commercial Mortgage Pass-Through Certificates Series 2001-C2
       (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:  None

                                   Page 1 of 6
             This report consists 6 of consecutively numbered pages.

SALOMON BROTHERS MORTGAGE SECURITIES VII, INC.
Commercial Mortgage Pass-Through Certificates Series 2001-C2
------------------------------------------------------------

PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer or the Trustee, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock. There is currently no established secondary market for the Certificates.


Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Omitted.

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.


Item 13. Certain Relationships and Related Transactions

No reportable transactions have occurred.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Exhibits:

   Annual  Servicer's  Statement of  Compliance,  filed as Exhibit 99.1 hereto.
   Annual Statement of Independent Accountants Report for the Servicer, filed as Exhibit 99.2 hereto.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of 2001.

      No reportable transactions have occurred.

(c)   Exhibits to this report are listed in Item (14)(a)(3) above.

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

SALOMON BROTHERS MORTGAGE SECURITIES VII, INC.
Commercial Mortgage Pass-Through Certificates Series 2001-C2
------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SALOMON BROTHERS MORTGAGE SECURITIES VII, INC.



Date:  March 31, 2003            By:  Paul Vanderslice
                                 -----------------------------
                                 Name:  Paul Vanderslice
                                 Title: Managing Director

                             CERTIFICATION

            Salomon Brothers Mortgage Securities VII, Inc.
                   Commercial Mortgage Trust 2001-C2
    Commercial Mortgage Pass-Through Certificates, Series 2001-C2

I, Paul Vanderslice, certify that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report (of which none were required to be filed) of Salomon Brothers Mortgage Securities VII, Inc.;

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report; and

     3. Based on my knowledge, the distribution and servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement, for inclusion in these reports is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Midland Loan Services, Inc., as Master Servicer.

Date: March 31, 2003


By:  Paul Vanderslice
 -------------------------------------
 Name:  Paul Vanderslice
 Title: Managing Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Servicer's Annual Statement of Compliance
 99.2       Servicer's Annual Independent Accountant's Report

EXHIBIT 99.1 - Servicer's Annual Statement of Compliance

MidlandLoanServices
10851 Mastin
P.O. Box 25965
Shawnee Mission, Kansas  66225-5965
Telephone:  (913) 253-9000
Facsimile:  (913) 253-9001
www.midlandls.com

March 27, 2003

Ms. Jennifer Richardson
Wells Fargo Bank Minnesota, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD
USA  21045-1951

Salomon Brothers Mortgage Securities VII, Inc.,
Commercial Mortgage Pass-Through Certificates, Series 2001-C2
Pooling and Servicing Agreement

OFFICER'S CERTIFICATE

     Pursuant  to  the  requirements  of  that  certain  Pooling  and  Servicing
Agreement governing the referenced Trust (the "PSA"), it is hereby certified that (i) the undersigned has completed a review of the servicer's performance of its obligations under the PSA for the calendar year ended December 31, 2001;
(ii) to the best of the undersigned's knowledge on the basis of that review the servicer has fulfilled all of its obligations under the PSA throughout such period in all material respects; (iii) to the best of the undersigned's knowledge, the subservicer, of the servicer under the PSA, if any, has fulfilled its obligations under its sub-servicing agreement in all material respects; and
(iv) no notice has been received from any governmental agency or body which would indicate a challenge or question as to the status of the Trust's qualification as a REMIC under the U.S. Code.



By:  /s/ Charles J. Sipple              Date:  3-27-02
--------------------------
Charles J. Sipple
Executive Vice President

EXHIBIT 99.2 - Servicer's Annual Independent Accountant's Report

Ernst & Young LLP
One Kansas City Place
1200 Main Street
Kansas City, Missouri 64105-2143
Telephone:  (816) 474-5200
www.ey.com


Report on Management's Assertion on Compliance with the Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

REPORT OF INDEPENDENT ACCOUNTANTS

The Audit Committee
The PNC Financial Services Group, Inc.

     We have examined management's assertion, included in the accompanying report titled Report of Management, that Midland Loan Services, Inc. (MLS), an indirectly wholly owned subsidiary of The PNC Financial Services Group, Inc., complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) except for commerical loan and multifamily loan servicing, minimum servicing standards V.4 and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing during the year ended December 31, 2001. Management is responsible for MLS's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about MLS's compliance based on our examination.

     Our examination was made in accordancae with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about MLS's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MLS's compliance with specified requirements.

     In  our  opinion,   management's  assertion  that  MLS  complied  with  the
aforementioned requirements during the year ended December 31, 2001 is fairly stated, in all material respects.


By:  /s/  Ernst & Young LLP
-----------------------------
Ernst & Young LLP


February 15, 2002

MidlandLoanServices
210 West 10th Street
Kansass City, Missouri  64105
Telephone:  (816) 435-5000
Facsimile:  (816) 435-2326
www.midlandls.com


Management's Assertion on Compliance with the Minimum Servicing Standards Set Forth in the Uniform Single Attestion Program for Mortgage Bankers

REPORT OF MANAGEMENT

     We, as members of management of Midland Loan Services, Inc. (MLS), an indirectly wholly owned subsidiary of The PNC Financial Services Group, Inc.,
(PNC), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except for commercial loan and multifamily servicing, minimum servicing standards V.4 and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of MLS' compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2001, and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2001, MLS complied, in all material reespects, with the minimum servicing standards set forth in the USAP.

     As of the for this same period, PNC had in effect a fidelity bond in the amount of $300,000,000 and an errors and omissions policy in the amount of $75,000,000.

MIDLAND LOAN SERVICES, INC.

By:  /s/ Steven W. Smith                        By:  /s/ Vincent E. Beckett
------------------------                        ---------------------------
Steven W. Smith                                 Vincent E. Beckett
Executive Vice President                        Senior Vice President

February 15, 2002