Form 10-K/A
period 2001-12-31
SALOMON BROTHERS COMMERCIAL MORTGAGE TRUST 2001-C2
filed 2003-04-01
CIK 1163416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Documents incorporated by reference:  None

                                   Page 1 of 6
             This report consists 7 of consecutively numbered pages.

                        AMENDMENT NUMBER 1 OF 1

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

                                 SALOMON BROTHERS MORTGAGE SECURITIES VII, INC.



Date:  April 1, 2003             By:  Paul Vanderslice
                                 -----------------------------
                                 Name:  Paul Vanderslice
                                 Title: Vice President

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

Date: April 1, 2003


By:  Paul Vanderslice
 -------------------------------------
 Name:  Paul Vanderslice
 Title: Vice President

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